Form 10-K/A
period 1993-12-31
UNION OIL CO OF CALIFORNIA
filed 1994-06-28
CIK 100880

1993
                                 ---------
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                             FORM 10-K/A

                          (Amendment No. 1)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1993
                                    or
      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________.

                       Commission file number 1-554
                      UNION OIL COMPANY OF CALIFORNIA
                ---------------------------------------------
           (Exact name of registrant as specified in its charter)

                CALIFORNIA                           95-1315450
              --------------                        -----------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)               Identification No.)

   1201 West 5th Street, Los Angeles, California         90017
   ----------------------------------------------       --------
     (Address of Principal Executive Offices)          (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (213) 977-7600

     Securities Registered Pursuant to Section 12(b) of the Act:  None

     Securities Registered Pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Shares of Common Stock outstanding as of March 15, 1994: 1,000

   Registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format.

                                  PART I

ITEMS 1 AND 2 - BUSINESS AND PROPERTIES

   Union Oil Company of California (Union Oil) was incorporated in California on October 17, 1890, and is a wholly owned subsidiary of Unocal Corporation (Unocal or the Parent). Virtually all operations of Unocal are conducted by Union Oil which does business as Unocal. The terms "Union Oil" and "the company" as used in this report mean Union Oil Company of California and its consolidated subsidiaries except where the context indicates otherwise.

   Union Oil is a fully integrated, high-technology energy resources company whose worldwide operations comprise many aspects of energy production. The company is principally engaged in the exploration for, and the production, transportation and sale of, crude oil and natural gas in the United States and foreign countries; and the manufacture, purchase, transportation and marketing of petroleum and selected chemical products. The company is also engaged in the exploration for, and the production and sale of, geothermal resources. Other operations include the production and marketing of specialty minerals, and real estate development and sales. In addition, the company conducts research programs in support of the above businesses.

   Union Oil competes in a challenging business environment of global competition, political instability, rapid technological developments, volatile oil and gas prices, and rising costs of environmental regulations. In order to meet these challenges, the company has gone through many changes in recent years. The company has sold or shut down most businesses that were marginally related to its core activities or that were not a good strategic fit for Union Oil.

   In  1993,  management  developed and implemented  a  ten-year  plan  for growth with a strategy firmly focused on Union Oil's basic business and core competitive strengths. The plan focuses on improving cash flow from operations and strengthening profitability. Union Oil expects to accomplish this plan primarily by increasing energy resource production and continuing to emphasize cost control and improvement in all areas of operations. During 1993, the company launched a three-year development program to accelerate the production of proved undeveloped reserves in the United States, primarily in the Gulf of Mexico. Union Oil's long-term growth strategy is to expand its extensive oil, gas and geothermal operations in Southeast Asia. Union Oil also expects to help develop the energy resources potential in the greater Middle East, including the Caspian Sea.

   The company initiated the above plan as a result of significant progress made toward meeting the three goals management established in early 1992. These goals were: reducing total debt by $1.5 billion by May 1997; generating $700 million in after-tax proceeds from sales of nonstrategic assets by May 1994; and increasing annual after-tax contributions to cash flow by $200 million, also by May 1994. Since then, Union Oil has reduced its total debt by $1.2 billion, about 80 percent of the way toward the goal. The company is also 80 percent of the way toward meeting its two-year asset sales goal. At year-end 1993, $560 million in after-tax proceeds were generated from asset sales. The third goal has been accomplished by streamlining business organization and continuing to cut costs, reducing staff, consolidating offices and eliminating nonessential activities.

   During 1993, the company sold its geothermal operations in the Imperial Valley of California, its national auto/truckstop system and its retail agricultural products business. Planned asset sales in 1994 primarily include oil and gas properties.

   Union  Oil's operations are principally divided into two divisions:  the
Energy   Resources  Division  and  the  Petroleum  Products  and  Chemicals
Division.

   The Energy Resources Division produces crude oil and natural gas, and its largest operations are located in Thailand and the Louisiana/Gulf of Mexico region. Other foreign producing locations include Indonesia, Canada and the Netherlands. Union Oil also produces geothermal fluids and steam to generate power in The Geysers in northern California, the Philippines, and soon on the island of Java in Indonesia. The company's current business developments include a gas development project offshore Myanmar and geothermal projects on the islands of Java and Sumatra in Indonesia. Union Oil is also pursuing an interest in a Caspian Sea oil development project offshore Azerbaijan.

   The Petroleum Products and Chemicals Division principally converts basic energy resources into higher-value products. Union Oil operates three refineries in California and markets petroleum products in the western United States, Alaska and Hawaii. Union Oil holds a 50 percent interest in The UNO-VEN Company (UNO-VEN), a Midwestern refining and marketing company. Using natural gas as feedstock, the company manufactures nitrogen-based fertilizers in southern Alaska to supply markets in the western United States and Pacific Rim countries. Union Oil also produces and markets petroleum coke, lanthanides (rare earths), and specialty graphites.

   Union Oil's net earnings, excluding the effects of accounting changes, were $344 million in 1993, up significantly from $197 million in 1992. The earnings increase was primarily due to higher domestic natural gas prices and production, improved margins for refining and marketing operations, lower exploration expenses, continued cost reductions, and lower interest expense. These gains were partially offset by lower crude oil prices. For a more detailed analysis of the company's financial results and information on capital expenditures, see Management's Discussion and Analysis under
Item 7 of this report. Financial information relating to the company's business segments, geographic areas of operations, and sales revenues by classes of products is presented under Item 8 of this report.

PETROLEUM OPERATIONS

OIL AND GAS EXPLORATION AND PRODUCTION ACTIVITIES

UNITED STATES

   The company holds approximately 1.1 million net acres of proven lands in 21 states. Most of these lands are located in Texas, Louisiana, California, Alaska, Oklahoma, New Mexico, and Montana. The company also holds approximately 1.8 million net acres of unproved lands in 26 states. Most of these lands are located in Alaska, Texas, Louisiana, California, Colorado, Michigan, Florida and Wyoming. Proved and unproved acreage in federal offshore exploration and production areas are included in the contiguous states.

   Union Oil's domestic crude oil production comes principally from fields in Alaska (27%), California (25%), Texas (19%) and Louisiana (18%). Approximately 42% of domestic natural gas production is from offshore and onshore fields in Louisiana, with most of the balance coming from Texas (22%), Alaska (13%), California (8%), and Oklahoma (4%).

   Union Oil has varying ownership interests in 26 natural gas processing plants located near major gas fields in the United States. The company operates 12 of these plants and has full ownership in four. At December 31, 1993, one plant operated by Union Oil and two plants operated by other companies were idle.

   Most of the company's crude oil produced in the United States is either delivered to or exchanged for crude oil that is processed in the company's refineries. A substantial portion of the natural gas produced domestically is sold to third parties under contracts having a term of at least one year. Another large portion of the domestic gas production is sold to third parties in the spot market. The remainder is primarily used in the company's chemicals operations or as fuel in its refineries.

   The following are highlights of Union Oil's domestic exploration and development activities in 1993:

   EXPLORATION ACTIVITIES. Union Oil's exploration success rate in the Gulf of Mexico was 74 percent in 1993, with commercial hydrocarbons found in 20 of the 27 wells drilled in either unproved areas or untested formation within proved areas. The company has been active in the Gulf of Mexico for more than 50 years. In recent years, improved exploration techniques have revealed new oil and gas resources. In 1993, Union Oil completed extensive 3-D seismic coverage of its oil and gas fields along the Gulf Coast, yielding new finds in new fault blocks and deeper zones.

   Offshore Texas, Union Oil development in the Brazos A-105 Block has brought new life to a field that, after 20 years on production, was nearing depletion. Development in a new, deeper zone is expected to increase field production to 150 million cubic feet of gas per day by April 1994. Union Oil is the operator with a 56.25 percent working interest.

   Onshore, Union Oil logged new gas reserves in Fresh Water Bayou in Louisiana in January 1994. The discovery well, Louisiana Furs C-16, tested at a daily rate of 30.3 million cubic feet of gas and 192 barrels of condensate. The well was drilled to a total depth of 19,260 feet and was completed in a producing horizon below 17,500 feet. Production is expected to begin in mid-April once natural gas handling facilities are completed. Union Oil is the operator and holds a 50 percent working interest in the well.

   Union Oil discovered gas at Felicia Creek in Liberty County, Texas, in January 1993 and brought a second well on production in December. The field's daily production averaged 8.8 million cubic feet of gas and 660 barrels of condensate in February 1994. Union Oil, the operator, holds a 50 percent interest in the 2,800-acre Area of Mutual Interest in which the field is located.


   DEVELOPMENT ACTIVITIES. In 1993, the company launched a three-year accelerated drilling program to increase production of its extensive inventory of proven undeveloped oil and gas resources, primarily in North America. In the fourth quarter 1993, the drilling program began to pay off, with U.S. gas volumes up 10 percent compared with the fourth quarter 1992. Increased gas production in the Gulf of Mexico helped push Union Oil's U.S. production above 1 billion cubic feet per day in the fourth quarter 1993. Gulf operations account for more than a third of the company's worldwide gas production. In February, daily Gulf production of more than 664 million cubic feet of gas was the highest in 12 years.


   In December 1993, Union Oil started production from a well on Mobile Block 904 offshore Mississippi. This is the company's first production from the Norphlet trend, a prolific deep gas play. At 22,400 feet, the well is one of the deepest Union Oil has drilled in the Gulf of Mexico. Daily production averaged 23 million cubic feet of natural gas in January 1994 and is expected to increase above 30 million cubic feet. Union Oil's interest is 100 percent. Nearby Mobile Block 861, brought on stream in February 1994, could add 30 million cubic feet per day. The company holds a 25 percent interest. Vermilion block 328 (50 percent interest), also brought on stream in February, is expected to produce 24 million cubic feet per day by June 1994.

   Offshore Louisiana, Union Oil has a 50 percent interest in Garden Banks 191, on stream since November 1993. This field is expected to produce 160 million cubic feet of gas per day by October 1994. Union Oil also holds a 50 percent interest in Garden Banks 189, which achieved peak gas production of 69 million cubic feet per day in January 1994.

   Development drilling will continue in the Chakachatna area of the Cook Inlet (Alaska). In 1994, four wells are planned to be drilled.

   In central California, three 1992 natural gas discovery wells were placed on production after the completion of a pipeline. Union Oil's two 100 percent-owned wells produced at a combined rate of 10.7 million cubic feet per day after production began during December 1993. The other well, a farmout, produced at a rate of 3.2 million cubic feet per day. Union Oil's interest in the farmout well will be 34 percent after payout.

FOREIGN

   Union  Oil  conducts  production operations in  six  foreign  countries:
Thailand, Indonesia, Netherlands, United Kingdom, Canada and Zaire. The company sells most of the natural gas it produces overseas to third parties under long-term contracts. The crude oil and condensate produced overseas are primarily sold at spot market prices.

   THAILAND. Union Oil began natural gas production in Thailand in 1981 which has become a major operation of the company. In February 1994, Union Oil's cumulative gas sales from the Gulf of Thailand topped two trillion cubic feet.

   The company's fields in the Gulf achieved record production -- above 800 million cubic feet per day -- in the first half of 1993. However, that level was reduced in July when another company began production from the Bongkot gas field, which also feeds into the main pipeline that carries gas from the offshore gas fields to Rayong on the country's eastern seaboard.

   The Petroleum Authority of Thailand owns and operates the pipeline. The decrease in Union Oil production has been offset somewhat by the smaller Khanom pipeline, which started regular deliveries of gas to southern Thailand in February 1994. The reduced delivery levels will be eliminated after a second major pipeline to Rayong begins operation. The new pipeline is scheduled for completion in 1996.

   The company's gross production averaged 747 million cubic feet of gas per day and 27,000 barrels of condensate per day in December 1993, and that rate is expected to increase slightly in 1994. Union Oil's working interests in the three contract areas in the Gulf of Thailand average 75 percent. The company's operations in Thailand currently have more than 1,100 employees and an average of 1,500 employees of contractors in its natural gas operation. Union Oil and its partners have spent more than $3.6 billion developing the offshore gas fields. Spending estimates for 1994 are approximately $280 million.

   Union Oil will continue to develop its natural gas fields in the Gulf of Thailand to sustain production and prepare for future increases. The Jakrawan field came on production in December 1993, bringing to eight the number of gas fields Union Oil operates in the Gulf. Initial tests from the first production platform indicate that Jakrawan's daily production could peak at 60 million cubic feet of gas and 1,500 barrels of condensate. Development of a second platform should begin in late 1994 when the construction of a pipeline is underway.

   New drilling platforms have been installed in the Erawan and Platong fields. Appraisal drilling in the Pailin field in the Gulf and exploration onshore in northeast Thailand continue.

   Gas demand in Thailand is expected to continue its active growth over the next 10 to 15 years, providing a market for increased production from the Gulf and new supplies from neighboring countries. Union Oil and Total, the operator, have completed successful appraisal drilling in the Yadana gas field offshore Myanmar. Negotiations are under way to construct a pipeline and sell the gas to markets in both Myanmar and Thailand.

   INDONESIA. Union Oil began oil production in Indonesia in 1972 after the discovery of the Attaka field. The field's cumulative oil production reached 500 million barrels in May 1993. Through field extensions and new discoveries, Union Oil continues to increase the field's oil and gas production. In August 1993, a new platform was set in the Attaka field. Daily production from the platform averaged 12,000 barrels of oil and 8 million cubic feet of gas by January 1994, boosting Attaka's total daily production by more than 30 percent. The company's interest in Attaka is 50 percent.

   The new Serang field, 12 miles from Attaka, began production in December 1993. The platform was set in 328 feet of water, a record depth for Indonesia. Production is expected to reach 16,000 barrels of oil per day and 30 million cubic feet of gas per day in 1994. Union Oil's interest in Serang is 100 percent.

   Exploratory  drilling  is  planned  in  the  southeastern  end  of   the
Indonesian archipelago during 1994.

   CANADA.   Net crude oil production averaged 16,500 barrels  per  day  in
1993, down from 17,900 barrels per day in 1992. Daily production of natural gas was 42 million cubic feet, a 36 percent decrease from the 1992 level. The decreases were primarily the result of property sales.

   Expansion of the gas storage facility at Aitken Creek in Northern British Columbia continued in 1993. The facility, the largest producer-owned gas storage in Canada, stores gas for delivery when needed to British Columbia, the Pacific Northwest and California. The facility can now deliver 250 million cubic feet of gas per day, up from 150 million cubic feet per day in 1992. Aitken Creek handled 36 billion cubic feet of gas in 1993, and the company's share was 16 billion cubic feet.

   NETHERLANDS. Offshore the Netherlands, the new Horizon oil field is now producing a total of 12,700 barrels (gross) daily from three wells. Daily production is expected to exceed 20,000 barrels in 1994 once three additional wells are drilled. Located in the Dutch North Sea's Block P/9, the Horizon platform began production in August 1993. The field was discovered in 1982. Union Oil's advances in horizontal drilling technology made field development economically possible. Horizontal wells are more productive than conventional wells because they can access more of the oil-bearing zones.

   Gross  production from the other four fields averaged 8,800 barrels  per
day  in  1993,  down  from 10,600 barrels per day in  1992.   The  decrease
reflects continued natural decline of the fields.

   Union Oil holds an 80 percent working interest in all five fields.

   UNITED KINGDOM. Gross production from the Heather field averaged 8,100 barrels of oil per day in 1993, a 16 percent decrease from a year ago. The field is in natural decline and is expected to cease production in 1995. Union Oil holds a 31.25 percent interest in this field.

   ZAIRE. Gross production from five fields averaged 16,200 barrels of oil per day in 1993, compared with 18,900 barrels per day in 1992. The decrease was mainly due to natural decline. Union Oil holds a 17.7 percent interest in these fields.

FOREIGN EXPLORATION AND OTHER

   Union Oil pursues exploration opportunities and business development projects to sustain the long-term growth of the company. The company's exploration activity in high-risk, high-potential wildcat areas is limited to projects that pass rigorous geo-technical and economic review. Union Oil has focused its exploration activities on about 15 trends worldwide. This assures concentration of technical talent and resources on the most promising trends with the highest potential value to the company.

   Union Oil's business development group has focused on other opportunities where commercially attractive resources are known to exist and the challenge is to develop them effectively. Current activities to market confirmed gas resources offshore Myanmar and to seek a role in the development of significant oil and gas resources in the Caspian Sea reflect this strategy.

   Negotiations are ongoing between the Republic of Azerbaijan and an international consortium of oil companies of which Union Oil is a member. These negotiations, if successfully concluded, represent major resource potential late in the decade. Although the geologic risk of the project is minimal and the technical challenges of development seem manageable, the political situation in the Caucasus region has not yet completely stabilized. Nevertheless, the region has clear interests in developing its major energy resources and offers many opportunities for Western expertise and capital to share the risks and economic rewards. Union Oil is prepared to join its partners in the preliminary stages of development once a firm, commercially attractive agreement with the government is reached.

   In early 1993, Union Oil signed a petroleum exploration agreement with the Republic of Trinidad and Tobago for a frontier block 45 miles off the east coast of Trinidad. Later the company completed an extensive 3-D seismic survey. The company expects to spend at least $12 million in 1994 to explore the block. Union Oil currently holds a 100 percent interest in the block, which covers 486 square miles, with an average water depth of 300 feet. Under the terms of the agreement, the company will drill three wells. The company is currently seeking a partner to jointly explore the block.

   In Syria the company plans to spend $9 million to drill two exploratory wells in 1994.

   In light of the changing political climates and relationships between international oil companies and host governments in the foregoing and other parts of the world, including changes by producing countries in posted or tax-reference prices for crude oil, increases in tax rates (sometimes retroactively) and demands for increased participation in the ownership of operations, it is recognized that there could be changes in the status of Union Oil's activities in these and other foreign countries during the coming years.

OPERATING AND RESERVE STATISTICS

   Set forth below are consolidated oil and gas reserve and operating data:


                                             1993     1992     1991
                                            -----    -----    -----
Net proved reserves at year end: /(a)/

 Crude oil and condensate - million
   barrels
   United States                              483      506      529
   Foreign                                    281      288      270
                                            -----    -----    -----
     Total                                    764      794      799

 Natural gas - billion cubic feet
   United States                            3,727    3,831    4,043
   Foreign                                  2,905    2,906    2,815
                                            -----    -----    -----
     Total                                  6,632    6,737    6,858

Net daily production: /(a)/
 Crude oil and condensate - thousand
   barrels
   United States                              148      151      156
   Foreign                                     98      100      101
                                            -----    -----    -----
     Total                                    246      251      257

 Natural gas - million cubic feet
   United States                              952      933      899
   Foreign                                    647      647      624
                                            -----    -----    -----
     Total                                  1,599    1,580    1,523

 Natural gas liquids - thousand barrels
   Plant                                        4        5        5
   Leasehold (b)                               16       13       12
                                            -----    -----    -----
     Total                                     20       18       17

Natural gas sales to public - million
 cubic feet daily
   United States                              752      766      761
   Foreign                                    670      661      629
                                            -----    -----    -----
     Total                                  1,422    1,427    1,390


   For additional information regarding oil and gas financial data, and oil and gas reserve data and its related present value of future net cash flow, see pages 48 through 53 of this report.

   During 1993, certain estimates of underground oil and gas reserves were filed with the Department of Energy under the name of Union Oil. Such estimates were consistent with reserve data filed with the Securities and Exchange Commission.

- - ------------------

(a) Includes net profit type agreements on a gross basis. Natural gas is reported on a wet gas basis; production excludes gas consumed on lease.

(b)   Net of plant retention.

OIL AND GAS ACREAGE

                                       As of December 31, 1993
                                         (thousands of acres)
                                -----------------------------------------
                                  Proven Acerage        Prospective Acerage
                                 -----------------     ---------------------
                                  Gross       Net        Gross         Net
                                 ------     ------      -------      ------
   United States                  1,563     1,145        2,636       1,804
   Far East                         276       200       32,856      15,243
   Other Foreign                    270       148        7,663       4,572
                                  -----     -----       ------      ------
   Total                          2,109     1,493       43,155      21,619
                                 ======    ======       ======      ======


PRODUCIBLE OIL AND GAS WELLS


                                       As of December 31, 1993
                                 ------------------------------------------
                                        Oil                     Gas
                                 ------------------      ------------------
                                  Gross       Net        Gross         Net
                                 ------      -----       ------       -----
   United States                  8,994      4,985        1,466         850
   Far East                         171        121          322         238
   Other Foreign                  1,528        636          450         311
                                 ------     ------        -----      ------
   Total                         10,693      5,742        2,238       1,399
                                 ======      =====        =====       =====


   The company had 343 gross and 220 net wells with multiple completions.



DRILLING IN PROGRESS


                                   As of December 31, 1993
                                   -----------------------
                                      Oil and Gas Wells
                                   -----------------------
                                      Gross        Net
                                    --------     ---------
   United States                       44           30
   Far East                            41           30
   Other Foreign                       12            6
                                      ---          ---
   Total                               97           66
                                      ===          ===


   The company had ten secondary recovery projects in process of installation at December 31, 1993.


NET OIL AND GAS WELLS COMPLETED AND DRY HOLES


                         Productive                  Dry
                      ----------------        ----------------
                      1993  1992  1991        1993  1992  1991
                      ----  ----  ----        ----  ----  ----
   Exploratory
     United States       9     5     7           11   11    15
     Far East            4     -     -           3     4     8
     Other Foreign       1     -     -           4     4     9
                       ---   ---   ---         ---   ---   ---
      Total             14     5     7          18    19    32
                       ===   ===   ===         ===   ===   ===

   Development
     United States     164   155   140           7     8     6
     Far East           60    68    44           4     4     1
     Other Foreign      17    17    19           2     4     2
                       ---   ---   ---         ---   ---   ---
      Total            241   240   203          13    16     9
                       ===   ===   ===         ===   ===   ===


REFINING, MARKETING AND TRANSPORTATION ACTIVITIES

REFINING

   Union  Oil  owns  and  operates  three refineries  in  California.   The
company also has a 50 percent interest in the Chicago Refinery (Illinois), which is operated by UNO-VEN.

   The refineries manufacture a complete line of high-quality petroleum products and certain basic chemicals, including automotive and aviation gasolines, liquefied petroleum gases, naphthas and solvents, jet and turbine fuels, kerosine, diesel oils, automotive and industrial lubricating oils, waxes, asphalts, residual fuel oils and petroleum coke. Rated capacities of crude oil processing units for the four refineries are summarized below.


Refinery                                      Barrels Per Day
- - ---------                                     ---------------
California
  Los Angeles-Wilmington and Carson plants         125,000
  San Francisco                                     77,000
  Santa Maria*                                      44,000
Illinois
  Chicago (equity share)                            73,500

   The Carson plant was purchased in 1991 and was fully integrated into Union Oil's refining system in 1992. During 1993, additional pipelines were completed to interconnect the Wilmington and Carson plants to increase the reliability and flexibility of refinery operations. Also, the company moved the main components of a gas-oil hydrotreater from its closed shale-oil facility in Colorado to the Carson plant. The company plans to install the hydrotreater during 1994. The new unit will increase hydrotreating capacity at Carson by nearly 30 percent, thereby boosting its gasoline production.

   Union Oil's California refining system operates in a difficult business climate, primarily because of increasingly stringent environmental regulations. Reformulated gasoline, manufactured to Environmental Protection Agency (EPA) standards, must be available for sale by January 1995 in compliance with the Federal Clean Air Act Amendments of 1990. By March 1996, the more stringent California Air Resources Board (CARB) standards take effect in California. Union Oil will complete EPA gasoline manufacturing facilities at its Los Angeles refinery in the fourth quarter of 1994. Construction of facilities to produce CARB gasoline is scheduled for completion at the Los Angeles and San Francisco refineries in late 1995.

   Union Oil expects to spend approximately $210 million in 1994 and $175 million in 1995 to modify its refineries in order to produce these reformulated fuels. The goal is to maximize production of reformulated fuels while controlling costs.

   In the third quarter of 1993, Union Oil began producing diesel fuel to meet CARB requirements. Through an innovative approach, the company was able to start production of the CARB formulation with relatively modest capital expenditures.

   Union Oil's Los Angeles Refinery only suffered minor damage when a major earthquake hit Southern California on January 17, 1994.
_________________________
* Produces unfinished products for further processing at the company's San Francisco and Los Angeles refineries.

   The company's input to crude oil processing units and refinery production data, including its equity portion of UNO-VEN, are shown below.

                                             1993     1992     1991
                                            ------------------------
                                            Thousand Barrels per day
Input to crude oil processing units
   Crude oil                                  273      269      247
   Other materials                             15       17       16
                                             ----     ----     ----
     Total                                    288      286      263
                                             ====     ====     ====

Refinery production
   Gasoline                                   158      152      152
   Kerosine, heating oil and diesel fuel       72       72       69
   Fuel oil                                    19       24       31
   Other products                              68       64       45
                                             ----     ----     ----
     Total                                    317      312      297
                                             ====     ====     ====


MARKETING

   Union Oil markets gasoline and other refined petroleum products in the United States under the "Unocal 76" trade name. Gasoline is marketed, directly or through jobbers and marketers, to consumers at retail service stations. Substantially all retail outlets, including locations owned and leased by the company, are operated by independent dealers. The retail outlets also sell branded tires, batteries and other automobile accessories.

   In addition, jet fuels, diesel fuel, lube oil, and heavy fuel oil are marketed to commercial users. The company's crude supply and transportation group also markets crude oil produced by Union Oil or purchased from others.

   WEST COAST. Union Oil's retail marketing on the West Coast covers seven states: California, Arizona, Nevada, Hawaii, Washington, Oregon and Alaska. The company has about a 13.5 percent market share in the greater Los Angeles metropolitan area which represents one of the world's largest regional gasoline markets. The West Coast marketing network includes 236 wholesale marketing stations and terminals, and approximately 1,500 service stations.

   Over several years, Union Oil has worked to strengthen its retail marketing effort. In October 1993, the company introduced co-branded, no-fee Visa and Mastercard credit cards. Card users earn a one percent rebate on all purchases, credited monthly against purchases from Unocal 76 stations. By March 1994, Associated National Bank of Delaware had opened more than half a million co-branded accounts. Union Oil continues to offer its private label card, with 1.4 million active accounts. Union Oil plans to outsource the data processing of its private label credit card program. Union Oil signed an agreement with First Data Resources to handle the processing at its center in Tulsa, Oklahoma. The move is expected to occur during the second quarter of 1994.

   The company is also investing in improved technology at its service stations. A satellite-based electronic point-of-sale system installed at 900 stations will speed credit card transactions and reduce their cost. By the end of 1994, nearly 330 service stations are scheduled to have card readers in the gasoline dispensers.

   The company continues its low-cost programs to help its independent dealers increase station volumes. These include improving service station appearance and lighting, and surveying customers to identify ways to improve the quality of service.

   SOUTHEAST MARKETING AND AUTO/TRUCKSTOPS. At the end of 1993, Union Oil has substantially completed the phase-out of its marketing operations in the southeastern United States. Union Oil has lube oil terminals and blending operations in Savannah, Georgia, which have been integrated into the company's system.

   In early 1993, the company completed the sale of its national auto/truckstop system to National Auto/Truckstops, Inc. (National) for approximately $180 million. The sale included the transfer of 140 branded facilities of which 97 were Union Oil-owned locations. National markets its products under the "76" trade name.

   The company's sales volumes of refined products, crude oil and natural gas liquids, including its equity portion of UNO-VEN, are as follows:


                                             1993        1992      1991
                                             --------------------------
                                              Thousand Barrels Per Day
                                             --------------------------
Petroleum Products
Gasoline                                      194         235       266
Kerosine, heating oil and diesel fuel          93         121       126
Fuel Oil                                       13          17        28
Other products                                 45          44        16
                                             ----        ----      ----
Total                                         345         417       436
                                             ====        ====      ====
Crude Oil
Sales                                         375         414       434
Purchases                                     371         421       478

Natural gas liquids                            22          24        21


   The decline in sales volume from 1991 was principally due to the phase-out of the company's marketing operations in the southeastern United States.

TRANSPORTATION

   Union Oil's petroleum supply and transportation operations provide important support functions, keeping refineries supplied with feed stocks and transporting products to market. A substantial part of Union Oil's crude oil production and purchases is transported to the company's refineries or to selling locations by approximately 8,700 miles of raw material pipelines which Union Oil owns, wholly or partially, or leases.
Union Oil also has interests in approximately 7,400 miles of refined product pipelines, either owned or through 17 joint venture pipelines. The company has a 20.75 percent interest in the Colonial Pipeline Company. The Colonial system runs from Texas to New Jersey, and transports a significant portion of all liquefied petroleum products consumed in its 13-state market area.

   Unocal Pipeline Company, a wholly owned subsidiary, has a 1.36 percent participation interest in the Trans-Alaska Pipeline System (TAPS), which transports crude oil from the North Slope of Alaska to the port of Valdez in Alaska. In 1993, TAPS oil throughput averaged 1.7 million barrels per day, of which Union Oil's share was approximately 23,000 barrels per day.

   Union  Oil's  marine fleet at year-end 1993 consisted of one  crude  oil
tanker,  two refined product tankers and one chemical product tanker.   The
company also has an extensive fleet of product tank trucks.

THE UNO-VEN COMPANY (UNO-VEN)

   UNO-VEN, a refining and marketing partnership in the Midwest, owns the Chicago Refinery, 12 product terminals, 4 lubricant terminals and a lube oil blending and packaging plant. UNO-VEN has a long-term crude oil supply agreement with a subsidiary of Petroleos de Venezuela, S.A. (PDVSA) which provides 135,000 barrels per day of Venezuelan crude as feedstock for the refinery through the year 2009. All products produced from its refinery operations are marketed under the "76" trade name. UNO-VEN supplies, directly or through jobbers and marketers, approximately 2,670 service stations and 51 truckstops. UNO-VEN's wholesale marketing and bulk distribution network consists of 250 stations.

UNO-VEN is an Illinois general partnership. The managing general partners, each with a 50 percent interest, are Midwest 76, Inc., a subsidiary of Union Oil, and VPHI Midwest, Inc., a Venezuela Petroleum Holdings, Inc.
(VPHI) subsidiary.  VPHI is a subsidiary of PDVSA.

CHEMICALS & MINERALS OPERATIONS

   Union Oil is involved in the production and marketing of agricultural, carbon and mineral products. These businesses are divided into two groups described below.

   AGRICULTURAL PRODUCTS. This group principally manufactures and markets nitrogen-based fertilizers for wholesale markets. Union Oil is a major fertilizer supplier for U.S. farmers west of the Rockies and to the Pacific Rim markets.

   In February 1993, the company's wholly owned subsidiary, the PureGro Company, sold its remaining 33 agricultural retail outlets, primarily in the western United States.

   Union Oil's primary fertilizer manufacturing plants, located in Kenai, Alaska, produce ammonia and urea for agricultural applications using natural gas as feedstock. The natural gas comes primarily from nearby Union Oil-operated fields. This operation is supported by a system of West Coast terminals, and product upgrading plants in Kennewick, Washington, and West Sacramento, California.

   Union Oil's agricultural products operations faced major challenges with China's reduction in urea imports and increased exports of ammonia and urea from former Soviet republics. However, by year-end 1993, production in the former Soviet republics was diminishing and markets began to return to the pre-1993 balance. While domestic markets were impacted by the international market, Union Oil serves a stable, mature market for nitrogen fertilizers in the western United States.

   In May 1993, Union Oil completed its first shipment since 1974 to Vietnam. The Kenai plant shipped 18,000 tons of urea, primarily for rice cultivation. This market is expected to grow as a result of the normalization of U.S.-Vietnam trade relations announced in February 1994.

   CARBON AND MINERAL PRODUCTS. Green petroleum coke, a by-product of refining operations, is calcined for use in aluminum production and other industrial applications. Green sponge coke is also sold in the United States and overseas as fuel. Calcining plants are located adjacent to Union Oil's Santa Maria and San Francisco refineries and UNO-VEN's Chicago Refinery.

   Petroleum  coke sales were reduced in 1993 because of the  recession  in
the  aluminum  industry.   Increased  coke  sales  for  chemical  reduction
processes and fuel partially offset the decline.

   The Needle Coker Company, a joint venture equally owned by Union Oil and UNO-VEN, produces calcined needle coke at facilities adjacent to UNO-VEN's Chicago Refinery. Needle coke is a high quality petroleum coke used to make graphite electrodes for the production of steel in electric arc furnaces.

   Through its wholly owned subsidiary, Poco Graphite, Inc., the company manufactures premium graphite materials for use in electrodes, semiconductors, biomedical products and other advanced technologies. The subsidiary experienced its seventh consecutive year of sales growth. Construction is under way to expand the company's manufacturing capacity in Decatur, Texas.

   Union Oil's mineral operations are carried out by Molycorp, Inc., a wholly owned subsidiary, which mines, processes and markets lanthanides. It operates a lanthanide mine and mill, and a chemical plant at Mountain Pass, California. Lanthanide elements have a variety of applications in industrial and electronic products, including high-strength magnets, television phosphors, and auto and refining catalysts. Lanthanide markets have become highly competitive over the past 10 years with the entry of suppliers from China, Japan and Eastern Europe. Molycorp continued to focus its production on high-quality cerium of which demand is growing for use in automobile catalytic converters and glass to help filter ultraviolet radiation.

   Molycorp  also  owns  an  approximate 45 percent  interest  in  CBMM,  a
Brazilian  company which is the world's largest niobium producer.   Niobium
is used as a hardening agent in steel.

   Operations have been suspended at Molycorp's molybdenum mine and mill at Questa (New Mexico), its molybdenum roasting facility in Washington (Pennsylvania), and its lanthanide processing facilities at Washington and York (Pennsylvania) and Louviers (Colorado).

   The company's production of ammonia, processed sponge coke and lanthanides are as follows:


                                                1993      1992      1991
                                               -------------------------
Ammonia - tons daily                           3,510     3,452     3,082
Processed sponge coke - tons daily             1,398     1,727     1,595
Lanthanide concentrates - million pounds          39        47        41


GEOTHERMAL OPERATIONS

   Union Oil is the world's largest supplier of geothermal energy for power generation, with major operations in California and the Philippines and a new development project in Indonesia. The production of geothermal resources for power generation has been a core business for Union Oil for more than 20 years. Union Oil's reserves of 125 million megawatt-hours represents the energy equivalent of 188 million barrels of oil. In 1993, net geothermal electricity production from worldwide operations was 7.3 million megawatt-hours, the energy equivalent of 10.9 million barrels of oil.

   In 1993, Union Oil sold its geothermal operations in the Imperial Valley of California. The underlying geothermal reserves sold only represented about nine percent of the company's worldwide geothermal reserves.

   Union Oil expects to begin supplying steam for power generation at the company's first geothermal development in Indonesia in the second quarter of 1994. Demand for electricity is rapidly increasing in this nation of nearly 200 million people. Union Oil currently has proven geothermal reserves on the island of Java that represent about 35 million barrels of crude oil equivalent. The company will begin exploration of very encouraging resource prospects on the island of Sumatra in 1994.

   In December 1993, Union Oil tested steam production in the Gunung Salak geothermal field, located near Jakarta. Union Oil will supply steam to two generating plants with a combined 110-megawatt capacity under a contract with PERTAMINA, the Indonesian state oil company. The plants are scheduled to begin operation in the second quarter of 1994. The contract also calls for Union Oil to develop steam to supply an additional 220 megawatts of generating capacity at Salak as development proceeds. Union Oil is now negotiating to expand its role and accelerate development.

   On northern Sumatra, Union Oil will begin exploration drilling in the Sarulla block in mid-1994. The company signed a contract with PERTAMINA in February 1993 to appraise and develop geothermal resources of up to 1,000 megawatts in the 240,000-acre tract south of Medan. If this resource is proven, Union Oil will build and operate the power plants at Sarulla under an energy sales contract with PLN, the Indonesian State Electric Company. The contract calls for the transfer of the power plants to PLN after an agreed period of operation. Following the transfer, Union Oil would continue to sell geothermal energy to PLN for the remaining project life.

   Below are geothermal reserves and operating data:


                                                       1993      1992      1991
                                                     ------    ------    ------
Net proved geothermal reserves at year
end:
                - billion kilowatt-hours                125       128       131
                - million equivalent oil barrels        188       192       197

Net daily production:
                - million kilowatt-hours                 20        23        23
                - thousand equivalent oil barrels        30        34        35

Net geothermal lands in acres
                - proven                             20,249    34,931    34,134
                - prospective                       457,943   359,016   362,573
Net producible geothermal wells                         266       268       270

                                    12

OTHER OPERATIONS

REAL ESTATE

   The Real Estate Division is responsible for managing and disposing of surplus company-owned properties. The Division manages office facilities and also handles the office leasing and sub-leasing operations for the company. Unocal Land & Development Company, a wholly owned subsidiary, is responsible for the development and sale of certain real estate assets for industrial, commercial and residential purposes.

RESEARCH

   Union Oil has approximately 560 company research scientists, engineers and support personnel working at a research center located in Brea, California. Their primary functions are to provide the operating divisions with technical services which improve the overall performance of their operations and to develop new and improved products, processes and techniques for use in every phase of the petroleum business and in pertinent areas of the chemical and geothermal industries. A majority of the research group reports to the operating divisions.

   Union Oil owns over 1,223 active patents in the United States and abroad which are generally available to others under revenue producing licensing agreements. In 1993, Union Oil sold 19 such licenses.

   The company's total research and development expenditures were $29 million in 1993, $50 million in 1992 and $63 million in 1991. Expenditures for technical services were $57 million, $44 million and $41 million for the years 1993, 1992 and 1991, respectively.

COMPETITION

   The petroleum industry is highly competitive. Union Oil competes with numerous companies in all phases of its petroleum operations. The company is also in competition with other producers and marketers of non-petroleum energy.

   Competition for finding, developing and producing oil and gas resources occurs in bidding for domestic prospective leases or foreign exploration rights, acquisition of geological, geophysical and engineering knowledge, and the cost-efficient development and production of proved oil and gas reserves. The future availability of prospective domestic leases is subject to competing land uses and federal, state and local statutes and policies. The company's geothermal operations are in competition with producers of other energy resources.

   Competition also exists in the manufacture, distribution and marketing of petroleum products. In the refining segment, the ability to produce high-value products at a competitive cost, while meeting regulatory standards, is of primary importance. On the marketing side, price, customer service, advertising and new product development are the major factors affecting competition. In the chemical businesses, the key competitive factors for the company's fertilizer products are prices, cost and availability of gas supplies; and for petroleum coke, product quality and prices.

EMPLOYEES

   As of December 31, 1993, Union Oil had 13,607 employees compared with 14,674 a year ago. The decrease principally reflects the impact of business divestments. Of the total employees, 2,248 were represented by various labor unions. Salaries, wages and employee benefits totaled $744 million in 1993, $816 million in 1992 and $842 million in 1991.

   Collective bargaining agreements covering represented employees at Union Oil's refineries and various other facilities were entered into during February of 1993. Most of these new labor agreements are for three-year terms.

GOVERNMENT REGULATION

   Certain interstate crude oil pipeline subsidiaries of Union Oil are regulated (as common carriers) by the Federal Energy Regulatory Commission. As lessee from the United States government, Union Oil is subject to Department of the Interior regulations covering activities on the Outer Continental Shelf (OCS), and on onshore lands. In addition, state regulations impose strict controls on both state-owned and privately-owned lands.

   Some federal and state bills would, if enacted, significantly and adversely affect Union Oil and the petroleum industry. These include the imposition of additional taxes, divestiture of certain operations, land use controls and restrictions on development of the OCS.

   Regulations promulgated by the Environmental Protection Agency (EPA), the Department of the Interior, the Department of Energy, the State Department, the Department of Commerce and other government agencies are complex and subject to change. New regulations may be adopted. The company cannot predict how existing regulations may be interpreted by enforcement agencies or court rulings, nor whether amendments or additional regulations will be adopted, nor what effect such changes may have on its business or financial condition.

ENVIRONMENTAL REGULATION

   Federal, state and local laws and provisions regulating the discharge of materials into the environment or otherwise relating to environmental protection have a continuing impact on the company's operations. Significant federal legislation applicable to the company's operations includes the following: the Clean Water Act, as amended in 1977; the Clean Air Act, as amended in 1977 and 1990; the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, as amended in 1984; the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended in 1986 (CERCLA); the Toxic Substances Control Act of 1976, as amended in 1986; and the Oil Pollution Act of 1990. Various state and local governments have adopted or are considering the adoption of similar laws and regulations.

   The California Air Resources Board and the federal government have both adopted new standards for gasoline. The Federal Clean Air Act Amendments of 1990 require the manufacture and sale of reformulated gasolines in areas not meeting specified air quality standards by January 1, 1995. These requirements apply to the nine areas which have the worst ozone pollution, including Los Angeles and San Diego. The California Air Resources Board has established stricter standards than those imposed by the federal rules. These standards for reformulated gasoline are to become effective March 1, 1996. The company expects to spend $450 million over the three years ending in early 1996 to modify its refineries to meet these regulatory standards.

   The Air Quality Management Plan for the Los Angeles Basin, as adopted, and the Clean Air Act Amendments could, by the year 2000, significantly and adversely affect all of the company's petroleum operations in the Los
Angeles area, including its refining operations located near the Los Angeles harbor and in Carson. The company believes it can continue to meet the requirements of existing laws and regulations, although changes in operating procedures and the acquisition of additional pollution control facilities may be necessary to meet future regulatory standards.

   The company has been a party to a number of administrative and judicial proceedings under federal, state and local provisions relating to environmental protection. These proceedings include actions for civil penalties or fines for alleged environmental violations, permit proceedings including hearing requests into the issuance or modification of National Pollution Discharge Elimination System (NPDES) permits, requests for temporary variance from air pollution regulations for refinery operations, and similar matters. The company has also joined or intervened with the American Petroleum Institute, the Western States Petroleum Association and with other oil companies in actions relating to guidelines and proposed and final regulations of the EPA, the Department of the Interior and other agencies.

   In 1993, the company spent approximately $133 million in capital expenditures in order to comply with and, in some cases, exceed the requirements of applicable federal and state environmental regulations.

The company  also  incurred  approximately $235 million of  environment-related
expense.   This  includes expenditures to remediate past contamination  and
Union Oil's operating, maintenance, and administrative costs to maintain environmental compliance. Estimated 1994 environmental expenditures are $296 million in capital and $242 million in expense.

   For information on the company's environmental exposure, see Legal Proceedings below and the Environmental Matters section of Management's Discussion and Analysis on page 22 and Note 16 of the notes to consolidated financial statements on page 43 of this report.

OTHER MATTERS

   In the first quarter of 1994, the company plans to write down its remaining investment of $24.6 million in the Guadalupe Oil Field. On March 4, 1994, Union Oil announced that if negotiations with the landowner permit the company to do so, it will permanently cease production at the field which currently produces 170 barrels of low gravity oil per day. The net cost to abandon the field is approximately $8 million.

   On March 15, 1994, the company pleaded no contest to three misdemeanor counts and paid penalties of $1.5 million. The remaining misdemeanor counts against the company and six employees were dropped by the San Luis Obispo County District Attorney. On March 23, 1994, a lawsuit seeking civil penalties was filed by the California Attorney General. See Legal Proceedings on page 16, Item 4, for additional information.

   The company will continue to concentrate on the cleanup of the diesel-like additive formerly used to help produce the heavy crude oil. To date the company has spent about $1.5 million in cleanup costs. Additional immediate remedial cleanup is estimated at another $2 million. A longer term remediation plan is being formulated. Although the cleanup cost has not been determined it is not expected to have a material effect on the company's operating results or financial condition.

                         SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.




                            UNION OIL COMPANY OF CALIFORNIA
                            --------------------------------
                                     (Registrant)







                            by:/s/ CHARLES S. MCDOWELL
                                   ----------------------
                                   (Charles S. McDowell,
                                    Vice President and Comptroller)








Dated:  June 28, 1994
- - ---------------------

                   UNION OIL COMPANY OF CALIFORNIA

                            EXHIBIT INDEX


Exhibit 3.1/*/ Restated Articles of Incorporation of Union Oil, as amended through December 5, 1988.



Exhibit 3.2    Bylaws  of  Union  Oil  (incorporated  by  reference   to
               Exhibit 3 to Union Oil's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, File No. 1-554. Amendments to bylaws to be effective on and after April 25, 1994 are incorporated by reference to Union Oil's Current Report on Form 8-K, dated March 2, 1994, File No. 1-554).


Exhibit 4 Instruments Defining the Rights of Security Holders, Including Indentures.

  The following Exhibits 10.1 through 10.7 are compensatory plans or agreements required to be filed by Item 601 (b) (10) (iii) (A) of Regulation S-K.


Exhibit 10.1   The   Management   Incentive  Program  (incorporated   by
               reference to Unocal Corporation's Registration Statement on Form S-8, File No. 33-43231, filed October 8, 1991).

Exhibit 10.2 The Long-Term Incentive Plan of 1985 (incorporated by reference to Unocal Corporation's Registration Statement on Form S-8, File No. 2-93452, filed September 28,
               1984).

Exhibit 10.3 Supplemental Retirement Plan for Key Management Personnel, as amended and effective January 1, 1989 (incorporated by reference to Exhibit 10.3 to Union
               Oil's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-554).

Exhibit 10.4 Other Compensatory Arrangements (incorporated by reference to Exhibit 10.4 to Union Oil's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-554).

Exhibit 10.5 Directors' Restricted Stock Plan of 1991 (incorporated by reference to Exhibit B to Unocal's Proxy Statement for its 1991 Annual Meeting of Shareholders, File No. 1-
               8483).

Exhibit 10.6 Form of Indemnity Agreement between Union Oil and each of its directors (incorporated by reference to Exhibit A to Unocal's Proxy Statement for its 1987 Annual Meeting of Shareholders, File No. 1-8483).

Exhibit 10.7 Consulting Agreement, dated April 26, 1993, between Union Oil Company of California, dba Unocal, and Claude
               S. Brinegar.

Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

Exhibit 23     Consent of Coopers & Lybrand


- - -----------------------------
* Filed with this amendment.