Form 10-Q
period 1994-06-30
UNION OIL CO OF CALIFORNIA
filed 1994-08-12
CIK 100880

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549


                                 FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended  June 30, 1994
                                       --------------
                                    or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from               to             .
                                       -------------    ------------



                       Commission file number 1-554

                      UNION OIL COMPANY OF CALIFORNIA
                ------------------------------------------
          (Exact name of registrant as specified in its charter)


                       CALIFORNIA                      95-1315450
      ----------------------------------------------------------------
              (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization)     Identification No.)



        1201 West Fifth Street, Los Angeles, California        90017
        ---------------------------------------------------------------
           (Address of principal executive offices)          (Zip Code)



    Registrant's Telephone Number, Including Area Code:  (213) 977-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No[  ]


Number of shares of Common Stock, $2-1/12 par value, outstanding as of July 31, 1994: 1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format.

                      PART I - FINANCIAL INFORMATION

CONSOLIDATED EARNINGS                                                    UNION OIL COMPANY OF CALIFORNIA
(Unaudited)
                                                            For the Three Months      For the Six Months
                                                               Ended June 30             Ended June 30
                                                           ---------------------   ---------------------
Millions of dollars                                         1994         1993         1994         1993
- ---------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues (a)                          $2,023       $2,041       $3,852       $4,245
Interest, dividends and miscellaneous income                   4           20           53           35
Equity in earnings of affiliated companies                    28           22           52           44
Gain (loss) on sales of assets                               (10)          15            4           92
- ---------------------------------------------------------------------------------------------------------
   Total revenues                                          2,045        2,098        3,961        4,416

Costs and Other Deductions
Crude oil and product purchases                              783          820        1,394        1,724
Operating expense                                            400          425          832          839
Selling, administrative and general expense                  128          125          248          249
Depreciation, depletion and amortization                     267          238          539          472
Dry hole costs                                                10           10           34           18
Exploration expense                                           29           28           54           55
Interest expense                                              67           76          141          157
Excise, property and other operating taxes (a)               265          216          518          492
- ---------------------------------------------------------------------------------------------------------
   Total costs and other deductions                        1,949        1,938        3,760        4,006
- ---------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  96          160          201          410
Income taxes                                                  46           72           97          181
- ---------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting changes       50           88          104          229
Cumulative effect of accounting changes                        -            -            -         (130)
- ---------------------------------------------------------------------------------------------------------
Net Earnings                                              $   50       $   88       $  104       $   99
                                                          ================================================

(a) Includes consumer excise taxes of                     $  234       $  177       $  457       $  414



              See Notes to Consolidated Financial Statements.

 CONSOLIDATED BALANCE SHEET                                 UNION OIL COMPANY OF CALIFORNIA
 (Unaudited)


                                                                       June 30   December 31
Millions of dollars                                                       1994          1993
- ------------------------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents                                            $  151          $  205
 Accounts and notes receivable
   Trade                                                                 892             877
   Refundable income taxes                                                84             114
 Inventories
   Crude oil                                                              28              44
   Refined products                                                      152             146
   Chemicals                                                              29              55
   Minerals                                                               15              15
   Supplies, merchandise and other                                        76              66
 Other current assets                                                     55              56
- ------------------------------------------------------------------------------------------------

     Total current assets                                              1,482           1,578
Investments and long-term receivables                                    889             847
Properties (net of accumulated depreciation and other allowances of
             $12,025 in 1994; $11,667 in 1993)                         6,596           6,723
Other assets                                                             101             119
- ------------------------------------------------------------------------------------------------
          Total assets                                                $9,068          $9,267
                                                                      ===========================

Liabilities
Current liabilities
 Accounts payable                                                     $  613          $  735
 Taxes payable                                                           172             208
 Current portion of long-term debt and capital lease obligations          55              54
 Interest payable                                                         69              92
 Other current liabilities (includes amounts due Unocal: $58 in
   1994;$83 in 1993)                                                      98             132
- ------------------------------------------------------------------------------------------------
     Total current liabilities                                         1,007           1,221
Long-term debt and capital lease obligations                           3,444           3,468
Deferred income taxes                                                    828             875
Other deferred credits and liabilities                                   636             586
- ------------------------------------------------------------------------------------------------
       Total liabilities                                               5,915           6,150
- ------------------------------------------------------------------------------------------------

Shareholder's Equity
Common stock  ($2-1/12 par value)                                          -               -
Capital in excess of par value                                           891             891
Foreign currency translation adjustment                                  (12)             (5)
Retained earnings                                                      2,274           2,231
- ------------------------------------------------------------------------------------------------
       Total Shareholder's equity                                      3,153           3,117
- ------------------------------------------------------------------------------------------------
          Total liabilities and Shareholder's equity                  $9,068          $9,267
                                                                      ===========================

              See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOWS                            UNION OIL COMPANY OF CALIFORNIA
(Unaudited)

                                                             For the Six Months
                                                                Ended June 30
                                                            --------------------
Millions of Dollars                                            1994        1993
- ---------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                  $ 104        $ 99
Adjustments to reconcile net earnings to
 net cash provided by operating activities
  Cumulative effect of accounting changes                         -         130
  Depreciation, depletion and amortization                      539         472
  Dry hole costs                                                 34          18
  Deferred income taxes                                         (38)         48
  Gain on sales of assets (before-tax)                           (4)        (92)
  Other                                                          66          38
  Working capital and other changes related to operations
     Accounts and notes receivable                               20         117
     Inventories                                                 23         (24)
     Accounts payable                                          (127)        (38)
     Taxes payable                                              (36)       (140)
     Other                                                      (48)       (135)
- ---------------------------------------------------------------------------------
      Net cash provided by operating activities                 533         493

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (includes dry hole costs)               (518)       (489)
  Proceeds from sales of assets                                  55         546
- ---------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities      (463)         57

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term borrowings                                          547          44
  Reduction of long-term debt and capital lease obligations    (570)       (462)
  Dividends paid to the Parent                                 (119)       (102)
  Other                                                          18           -
- ---------------------------------------------------------------------------------
      Net cash used in financing activities                    (124)       (520)

Increase in cash and cash equivalents                           (54)         30
Cash and cash equivalents at beginning of year                  205         157
- ---------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $151        $187



Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)                         $151        $170
  Income taxes (net of refunds)                                $155        $204



              See Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

(1) The consolidated financial statements included herein are unaudited and, in the opinion of management, include all adjustments necessary for a fair presentation of financial position and results of operations. All adjustments are of a normal recurring nature, except for items discussed in Note 3. Such financial statements are presented in accordance with the Securities and Exchange Commission's disclosure requirements for Form 10-Q.

    Union  Oil  Company of California ("Union Oil" or "the  company")  is  a
    wholly  owned  subsidiary  of  Unocal  Corporation  ("Unocal"  or   "the
    Parent").

    These interim consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements filed with the Commission in Union Oil's 1993 Annual Report on Form 10-K.

    Results for the three and six months ended June 30, 1994, are not necessarily indicative of future financial results.

(2) Contingent Liabilities:

    The company has received Notices of Proposed Adjustments from the Internal Revenue Service (IRS) related to a 1985 takeover attempt and the efforts undertaken to defeat it. These proposed IRS adjustments would increase the company's 1985 taxable income by up to $607 million, of which $201 million would result in decreases to taxable income in subsequent years.

    The company believes that it has substantial legal defenses to the IRS proposed adjustments. Upon receipt of the Notice of Proposed Deficiency for 1985 (expected October 1, 1994), the company will protest the proposed adjustments to the Appeals section of the IRS.

    In the opinion of management, a successful outcome in these disputes is reasonably likely. Although considered unlikely, substantial adverse decisions could have a material effect on the company's operating results and financial condition in a given year when such matters are resolved.

(3) 1993 Accounting Changes:

    (a) Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This accounting standard requires the company to recognize its obligation to provide postretirement health care benefits and to accrue such costs rather than recording them on a cash basis. The actuarial present value of the accumulated postretirement health care obligation existing at January 1, 1993 was recognized in the Consolidated Earnings Statement as the cumulative effect of an accounting change, resulting in a charge to the first quarter 1993 earnings of $192 million before tax ($121 million after tax).

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

(4) Capitalized interest totaled $9 million for the second quarter 1994 and $18 million for the first six months of 1994. For the same periods of 1993, $10 million and $17 million of interest were capitalized, respectively.

                                (Unaudited)


(5) Between March 24 and April 27, 1994, the company issued $179 million in Medium Term Notes with interest rates ranging from 6.33% to 7.24% and maturity dates ranging from February 1997 to March 2001. The proceeds were used to refinance maturing and callable debt.

    In August 1994, the company and Unocal filed a new shelf registration statement with the Securities and Exchange Commission to register for offering and sale, from time to time, up to $1 billion of debt securities of the company, to be guaranteed as to payment by Unocal, equity securities of Unocal and warrants to purchase such securities.

(6) Certain  items  in  the  prior  year  financial  statements  have   been
    reclassified to conform to the 1994 classification.

UNION OIL COMPANY OF CALIFORNIA                       OPERATING HIGHLIGHTS

                                                                    For the Three Months  For the Six Months
                                                                       Ended June 30        Ended June 30
                                                                     -------------------  ------------------

                                                                      1994       1993      1994     1993
- -------------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION (a)
Crude oil and condensate (thousand barrels):
United States                                                        139.8      148.2     140.9    150.4
                                                                    ------     ------    ------   -------
Foreign:
         Far East                                                     86.3       68.3      81.9     68.6
         Other                                                        37.6       28.9      37.7     30.2
                                                                    ------      -----    ------    -----
            Total Foreign                                            123.9       97.2     119.6     98.8

- -------------------------------------------------------------------------------------------------------------

Worldwide                                                            263.7      245.4     260.5    249.2



Natural Gas (million cubic feet):
United States                                                        1,119        916     1,118      918
                                                                    ------       ----    -------    -----
Foreign:
         Far East                                                      573        645       581      643
         Other                                                          34         47        66       57
                                                                     -----       -----     -----    ----
            Total Foreign                                              607        692       647      700
- -------------------------------------------------------------------------------------------------------------
Worldwide                                                            1,726      1,608     1,765    1,618

Natural gas liquids (thousand barrels)                                21.9       19.6      20.6     19.6

Geothermal (million kilowatt-hours)                                   20.7       19.5      20.1     20.8

Input to crude oil processing units (thousand barrels daily) (b)       305        292       300      286

Sales of petroleum products (thousand barrels daily) (b)               309        331       308      355


AVERAGE SALES PRICES
Crude oil and condensate (per barrel):
United States                                                       $13.59     $15.47    $12.03   $14.92
Foreign:
         Far East                                                   $14.39     $16.31    $13.83   $13.47
         Other                                                      $14.41     $17.82    $13.28   $17.46
            Total Foreign                                           $14.40     $16.82    $13.61   $16.42
- -------------------------------------------------------------------------------------------------------------
Worldwide                                                           $13.92     $15.93    $12.64   $15.41


Natural gas (per thousand cubic feet):
United States                                                        $1.84     $2.07     $1.96     $1.94
Foreign:
         Far East                                                    $1.99     $2.10     $2.00     $2.10
         Other                                                       $1.84     $1.77     $1.79     $1.50
            Total Foreign                                            $1.99     $2.09     $1.98     $2.03
- -------------------------------------------------------------------------------------------------------------
Worldwide                                                            $1.89     $2.08     $1.97     $1.98



(a)   Includes net profits type agreements on a gross basis.
(b)   Includes the company's 50% equity portion of The UNO-VEN Company.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Union Oil's net earnings for the second quarter of 1994 were $50 million, compared with $88 million in the second quarter of 1993. For the first six months of 1994, net earnings were $104 million. This compares with six-month 1993 earnings of $99 million. The comparability of the company's reported earnings for these periods is affected by the following special items:

                                                                For the Three Months  For the Six Months
                                                                   Ended June 30         Ended June 30
                                                                --------------------  -------------------
     Millions of dollars                                         1994       1993      1994       1993
     ----------------------------------------------------------------------------------------------------
     Special items:
      Cumulative effect of accounting changes:
         For postretirement benefits (SFAS 106)                  $ -        $ -        $ -     $(121)
         For postemployment benefits (SFAS 112)                    -          -          -        (9)
      Write-down of investment and provision for abandonment
       and remediation of the Guadalupe oil field                 (4)         -        (27)        -
      Litigation                                                   -         (8)       (17)       (9)
      Mesa settlement                                              -          -         24         -
      Asset sales                                                 (6)        10          2        57
      Other                                                       (5)        (2)        (5)       (5)
      ---------------------------------------------------------------------------------------------------
       Total                                                    $(15)       $ -       $(23)    $ (87)

Excluding the special items, second quarter 1994 net earnings were $65 million, compared with $88 million, in the second quarter of 1993. The 1994 year-to-date earnings, excluding special items, were $127 million, compared with $186 million, a year ago. Both the quarter and year-to-date results reflected the steep decline in crude oil prices from a year ago, which were partially offset by higher worldwide crude oil and natural gas production.

The  1994 year-to-date consolidated revenues were $3.96 billion, down  from
$4.42  billion  in  the  same period a year ago.   Total  costs  and  other
deductions for the six months were $3.76 billion, compared to $4.01 billion for 1994 and 1993, respectively. The decrease in both revenues and costs reflects the sale of several businesses during 1993 and the continued phase-out of Southeastern retail gasoline marketing operations.

PETROLEUM EXPLORATION AND PRODUCTION. Earnings for the second quarter 1994 totaled $79 million, compared with $113 million in 1993. For the six-month period, earnings were $150 million in 1994, compared with $255 million in 1993. Both the 1994 quarter and six-month periods included special items related to asset sales and charges for the Guadalupe oil field, while the 1993 periods included net gains from asset sales. Excluding these special items, petroleum exploration and production second quarter earnings were $92 million and $122 million in 1994 and 1993, respectively, and the six-month 1994 earnings were $179 million, compared with $242 million during the same period a year ago.

The charges for the Guadalupe oil field, located on the central coast of California, included a provision for the write-down of investment, abandonment and remediation of the field. The provision covers the remediation and cleanup efforts currently underway from leaks of a diesel-like additive, called diluent, that was formerly used to help produce the heavy crude oil.

The decline in operating earnings was principally due to lower worldwide crude oil prices. The average sales price for worldwide crude oil in the second quarter of 1994 was $13.92 per barrel, down from $15.93 per barrel a year ago. For the six-month period, the 1994 average sales price was $12.64 versus $15.41 in 1993.

The results also reflect the earnings benefit of an increase in the company's worldwide production of crude oil and natural gas. Although domestic crude oil production continued to decline mainly due to the asset divestment program, the decrease was more than offset by increased foreign production from Indonesia and the Netherlands. Domestic natural gas production was up 22 percent from a year ago due to the accelerated development program initiated in 1993. The decrease in foreign gas production was primarily due to reduced pipeline allocation in Thailand.

REFINING, MARKETING AND TRANSPORTATION. Union Oil's refining, marketing and transportation segment recorded earnings of $38 million in the second quarter of 1994, compared with $46 million a year ago. Earnings for the first six months were $79 million, compared with $94 million in 1993. Excluding the special items, primarily asset sales, the operating earnings were $37 million and $32 million in the second quarter of 1994 and 1993, respectively, and the six-month earnings were $78 million in 1994, compared with $80 million in 1993.

The results for both the six months and second quarter reflected lower average sales prices for refined products, which were partially offset by lower raw material costs. Petroleum product sales volumes were 308,000 barrels per day in 1994, down from 355,000 barrels per day in 1993. The decline was mainly due to the sale of the auto/truckstop system in 1993 and the continued phase-out of Southeastern retail gasoline marketing. However, the company's West Coast U.S. petroleum product six-month sales volumes increased 9 percent in 1994, compared to the same period a year ago.

The company's equity in earnings from The UNO-VEN Company, a refining and marketing partnership in the Midwest, is expected to be lower in the third quarter due to a regularly scheduled maintenance shut-down at its Chicago Refinery. The work is scheduled to begin in mid-July 1994, with full production being resumed in early September.

CHEMICALS. Chemicals operations recorded earnings of $13 million for the second quarter and $22 million for the first six months of 1994. This compares with $16 million and $28 million for the same periods in 1993, respectively. The quarter and year-to-date results reflected lower earnings from the sale of petroleum coke.

GEOTHERMAL. Earnings for the second quarter of 1994 were $9 million, up from $6 million in 1993. Six-month earnings were $14 million in 1994, compared with $38 million in 1993. However, the six-month 1993 earnings included a $26 million after-tax gain in the first quarter from the sale of the geothermal Imperial Valley (California) assets and other exploration properties.

CORPORATE AND OTHER. Second quarter 1994 corporate expenses and the results of other businesses were $89 million, compared with $93 million for the same period in 1993. For the six-month period, expenses were $161 million in 1994 and $186 million in 1993. Adjusted for special items, net expense for corporate and other for the second quarter was $86 million in 1994, versus $88 million for the same period a year ago. Six month expenses were $166 million and $177 million for 1994 and 1993, respectively. The decreases reflected lower net interest expense.

The 1994 six-month special items included a $24 million benefit from the settlement of a lawsuit against Mesa Petroleum, resulting from the takeover attempt in 1985. Additional special items included in the results for each reporting period are unusual litigation expenses and asset sales.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the six months of 1994, cash flows from operating activities, including working capital changes, were $528 million, up from $493 million in 1993. The increase reflects higher gas revenues and the Mesa lawsuit settlement, which were largely offset by lower crude oil prices.

Proceeds from asset sales were $55 million for the first six months of 1994, compared to $546 million in the same period a year ago. The 1994 proceeds were mainly from the sale of nonstrategic oil and gas properties, while 1993 included $224 million from the sale of the company's Imperial Valley (California) geothermal assets and other geothermal exploration properties, $177 million from the sale of the national auto/truckstop network and the balance from the sale of miscellaneous nonstrategic assets, including oil and gas properties.

Capital expenditures for the six-months 1994 totaled $518 million, compared with $489 million a year ago. The increase primarily reflects refinery construction to prepare for manufacturing reformulated gasoline.

Consolidated working capital at June 30, 1994 was $474 million, an increase of $92 million from the 1993 year-end level of $382 million. The company's total debt was $3,499 million, a decrease of $23 million from the year-end 1993 level.

OTHER MATTERS

The company has received Notices of Proposed Adjustments from the Internal Revenue Service related to a 1985 takeover attempt and the efforts undertaken to defeat it. For more information, see Note 2 in the Notes to Consolidated Financial Statements on page 4 of this report.

OUTLOOK

Worldwide crude oil prices improved during the second quarter and are expected to remain stable in the third quarter. This improvement combined with increasing production levels should benefit Union Oil in the future. The demand for natural gas in the United States continues to be strong with the current supply of natural gas able to meet the demand. Therefore, no improvement in prices is expected in the third quarter.

The company's worldwide production of natural gas is expected to average about 1,780 million cubic feet per day during the full-year 1994, up nearly 11 percent from the 1993 level. Crude oil and condensate production is expected to average 258,000 barrels per day for the full-year 1994, up nearly 5 percent from 1993.

The company continues to work toward its asset sales targets. Through the first six months of 1994, the company has realized proceeds of $611 million (after tax) from asset sales under the program announced in April 1992. This represents 87 percent of the goal to generate at least $700 million in after-tax proceeds by May 1994. Although the goal was not met by May 1994, due mainly to soft market conditions, the company has identified additional assets that it plans to sell to meet the goal by year-end 1994.

Union Oil has recently received expressions of interest from four different firms in purchasing the company's crude oil and natural gas assets in California. The company plans to determine if a sales agreement can be reached that would be in the best interest of Union Oil. If a sale is completed, the proceeds would give Union Oil additional flexibility and financial strength to pursue and accelerate development of significant growth opportunities in Union Oil's strategic areas of interest, such as the Gulf of Mexico and Southeast Asia.

The company recently announced a major reorganization of its corporate management that would change the operating outlook of the company in the future. For more detailed information, see the Current Report on Form 8-K dated and filed June 27, 1994, with the Securities and Exchange Commission.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          1. In June 1994, the EPA filed an administrative complaint against the Parent seeking $252,000 in civil penalties for alleged late filing of certain reports regarding gas processing plant inventories under the Toxic Substances Control Act
             Inventory Update Rule. In light of the ambiguities in the application of the rule to natural gas streams, the Parent intends to appeal this complaint.

          2. Union Oil and the operator of one of its product terminals are finalizing negotiations with the California Air Resources Board regarding prior gasoline additive concentration level deficiencies (reported in the first quarter 1994 Form 10-Q Legal Proceedings). Union Oil will pay a total civil penalty of $526,666.

          3. The State of Arizona filed suit against Union Oil in Superior Court of Maricopa County, Arizona, in April 1994, seeking civil penalties of $10,000 per day for each underground storage tank allegedly violating the underground storage tank regulations. Such penalties could exceed $100,000.

          4. The Casmalia waste site in Casmalia, California, should be added to the list of clean-up sites reported as Item No. 1 in the 1993 Form 10-K Legal Proceedings.

          5. Citizens for a Better Environment, et al, v. Union Oil Company of California, No. C94-0712, filed in federal district court in San Francisco in March 1994, alleges that as of February 28, 1994, Union Oil's refinery at Rodeo, California, was in violation of the selenium limit in its National Pollutant Discharge Elimination System permit. By a prior Cease and Desist Order issued after notice and hearing, the permitting agency, the California Regional Water Quality Control Board, had deferred to July 1998 the effective date of the selenium limitation in question. Union Oil denies that the limits asserted by Citizens have been in effect, and therefore denies any violation. Union Oil's motion to dismiss the Citizens action was denied by the trial court on July 8, 1994. Union Oil believes that the Court's ruling is in error, and that it conflicts with precedent in two other federal circuits. In the event that Union Oil is unsuccessful in obtaining interlocutory review of the Court's ruling, the company could suffer a trial court judgment for penalties in excess of $100,000. An appeal of any such judgment would be likely.

          6. Settlement discussions on the past cost portion of the McColl dumpsite litigation (reported as Item No. 5 in the 1993 Form 10-K Legal Proceedings) have been completed. The settlement is awaiting judicial approval. Union Oil's share of the $18 million settlement is $3,375,000.

          7. The company and the State of Ohio negotiated an Agreed Addendum to the Consent Order for further investigation and interim remedies at the Ashland Petroleum terminal/refinery site (reported as Item No. 8 in the 1993 Form 10-K Legal Proceedings). The Agreed Addendum to the Consent Order was entered effective April 7, 1994. The State's complaint also seeks past costs, damages, an injunction ordering clean-up, and civil penalties.

       The above items 1, 2, 3, 4 and 5 are in addition to items reported under Item 3 of Union Oil's Form 10-K for the year ended December 31, 1993, as amended.


Item 6.   Exhibits and Reports on Form 8-K

         (a)  Exhibits

              3   Bylaws of Union Oil, as amended
                  July 25, 1994, and currently in effect (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-3 of Union Oil and Unocal Corporation, Nos. 33-54861 and 33-54861-01).

              10 Employment Agreement, effective July 1, 1994, between Union Oil Company of California and Lawrence M. Higby.

              12 Statement re computation of ratio of earnings to fixed charges.

         (b)  Reports on Form 8-K

     During the second quarter of 1994:

          1. Current Report on Form 8-K dated and filed June 27, 1994,  for
             the   purpose   of  reporting,  under  Item  5,  Union   Oil's
             reorganization.

          2. Current Report on Form 8-K dated and filed June 28, 1994, for the purpose of reporting, under Item 5, discussions for the sale of Union Oil's producing assets in California.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  UNION OIL COMPANY OF CALIFORNIA
                                  -------------------------------
                                           (Registrant)






Dated: August 11, 1994             By:CHARLES S. MCDOWELL
- ----------------------                ----------------------
                                      Charles S. McDowell,
                                      Vice President and Comptroller