Form 10-Q
period 1994-09-30
UNION OIL CO OF CALIFORNIA
filed 1994-11-14
CIK 100880

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended  September 30, 1994
                                        ------------------
                                      or
    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from _______________ to ________________.



                         Commission file number 1-554

                        UNION OIL COMPANY OF CALIFORNIA
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                                CALIFORNIA                   95-1315450
      -----------------------------------------------------------------------
                      (State or other jurisdiction of     (I.R.S. Employer
                       incorporation or organization)      Identification No.)



      1201 West Fifth Street, Los Angeles, California              90017
    ----------------------------------------------------------------------
           (Address of principal executive offices)             (Zip Code)



      Registrant's Telephone Number, Including Area Code:  (213) 977-7600



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No___


Number of shares of Common Stock, $2-1/12 par value, outstanding as of
  October 31, 1994:  1,000


Registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format.

                        PART I - FINANCIAL INFORMATION


CONSOLIDATED EARNINGS                                                 UNION OIL COMPANY OF CALIFORNIA
(Unaudited)
                                                           For the Three Months    For the Nine Months
                                                            Ended September 30     Ended September 30
                                                            -----------------------------------------
Dollars in millions except per share amounts                 1994       1993         1994        1993
- ------------------------------------------------------------------------------------------------------
Revenues
Sales and operating revenues (a)                           $1,989     $1,907       $5,841      $6,152
Interest, dividends and miscellaneous income                   18         18           71          53
Equity in earnings of affiliated companies                     10         17           63          61
Gain on sales of assets                                         3         21            6         113
- ------------------------------------------------------------------------------------------------------
   Total revenues                                           2,020      1,963        5,981       6,379

Costs and Other Deductions
Crude oil and product purchases                               739        711        2,133       2,434
Operating expense                                             407        435        1,239       1,275
Selling, administrative and general expense                   135        106          383         355
Depreciation, depletion and amortization                      236        230          775         702
Dry hole costs                                                 30         10           64          28
Exploration expense                                            25         33           79          88
Interest expense                                               68         72          209         229
Excise, property and other operating taxes (a)                259        221          777         713
- ------------------------------------------------------------------------------------------------------
   Total costs and other deductions                         1,899      1,818        5,659       5,824
- ------------------------------------------------------------------------------------------------------
Earnings before income taxes                                  121        145          322         555
Income taxes                                                   60         74          157         255
- ------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting changes        61         71          165         300
Cumulative effect of accounting changes                         -          -            -        (130)
- ------------------------------------------------------------------------------------------------------
Net Earnings                                               $   61     $   71       $  165      $  170



(a) Includes consumer excise taxes of                      $  229     $  194       $  686      $  608



                See Notes to Consolidated Financial Statements.


CONSOLIDATED BALANCE SHEET                        UNION OIL COMPANY OF CALIFORNIA
(Unaudited)


                                                                September 30   December 31
                                                                --------------------------
Millions of dollars                                                     1994          1993
- --------------------------------------------------------------------------------------------
Assets
Current assets
 Cash and cash equivalents                                            $  193        $  205
 Accounts and notes receivable
   Trade                                                                 872           877
   Refundable income taxes                                                84           114
 Inventories
   Crude oil                                                              23            44
   Refined products                                                      159           146
   Chemicals                                                              39            55
   Minerals                                                               15            15
   Supplies, merchandise and other                                        92            66
 Other current assets                                                     49            56
- --------------------------------------------------------------------------------------------
     Total current assets                                              1,526         1,578
Investments and long-term receivables                                    880           847
Properties (net of accumulated depreciation and other allowances
of $11,128 in 1994; $11,215 in 1993)                                   7,090         7,175
Other assets                                                              90           119
- --------------------------------------------------------------------------------------------
          Total assets                                                $9,586        $9,719
- --------------------------------------------------------------------------------------------
Liabilities
Current liabilities
 Accounts payable                                                     $  593        $  735
 Taxes payable                                                           199           208
 Current portion of long-term debt and capital lease obligations          55            54
 Interest payable                                                         60            92
 Other current liabilities (includes amounts due Unocal:
     $66 in 1994; $83 in 1993)                                            99           132
- --------------------------------------------------------------------------------------------
     Total current liabilities                                         1,006         1,221
Long-term debt and capital lease obligations                           3,445         3,468
Deferred income taxes                                                    803           875
Accrued abandonment, restoration and environmental costs                 607           539
Other deferred credits and liabilities                                   548           499
- --------------------------------------------------------------------------------------------
       Total liabilities                                               6,409         6,602
- --------------------------------------------------------------------------------------------
Shareholder's Equity
Common stock  ($2-1/12 par value)                                          -             -
Capital in excess of par value                                           891           891
Foreign currency translation adjustment                                   (7)           (5)
Retained earnings                                                      2,293         2,231
- --------------------------------------------------------------------------------------------
       Total shareholder's equity                                      3,177         3,117
- --------------------------------------------------------------------------------------------
          Total liabilities and shareholder's equity                  $9,586        $9,719
- --------------------------------------------------------------------------------------------

                See Notes to Consolidated Financial Statements.



CONSOLIDATED CASH FLOWS                           UNION OIL COMPANY OF CALIFORNIA
(Unaudited)

                                                                 For the Nine Months
                                                                 Ended September 30
                                                                 -------------------
Millions of Dollars                                               1994         1993
- ------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                                      $165         $170
Adjustments to reconcile net earnings to
 net cash provided by operating activities
  Cumulative effect of accounting changes                            -          130
  Depreciation, depletion and amortization                         775          702
  Dry hole costs                                                    64           28
  Deferred income taxes                                            (60)          66
  Gain on sales of assets (before-tax)                              (6)        (113)
  Other                                                             96           77
  Working capital and other changes related to operations
     Accounts and notes receivable                                  37          183
     Inventories                                                    (2)         (43)
     Accounts payable                                             (144)         (87)
     Taxes payable                                                  (9)        (114)
     Other                                                         (42)        (326)
- ------------------------------------------------------------------------------------
      Net cash provided by operating activities                    874          673

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures (includes dry hole costs)                  (839)        (813)
  Proceeds from sales of assets                                    136          579
- ------------------------------------------------------------------------------------
      Net cash used in investing activities                       (703)        (234)

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term borrowings                                             527          128
  Reduction of long-term debt and capital lease obligations       (549)        (402)
  Dividends paid to the Parent                                    (152)        (148)
  Other                                                             (9)          (1)
- ------------------------------------------------------------------------------------
      Net cash used in financing activities                       (183)        (423)

Increase (decrease) in cash and cash equivalents                   (12)          16
Cash and cash equivalents at beginning of year                     205          157
- ------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $193         $173
- ------------------------------------------------------------------------------------


Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (net of amount capitalized)                            $221         $240
  Income taxes (net of refunds)                                   $201         $258


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

   Results for the three and nine months ended September 30, 1994, are not necessarily indicative of future financial results.

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

(3) Capitalized interest totaled $8 million for the third quarter 1994 and $26 million for the first nine months of 1994. For the same periods of
   1993,   $8   million  and  $25  million  of  interest  were  capitalized, respectively.

(4)  Contingent Liabilities:

   The company has certain contingent liabilities with respect to existing or potential claims, lawsuits and other proceedings, including those involving environmental, tax and other matters, certain of which are more specifically discussed below. The company accrues liabilities when it is probable that future costs will be incurred and such costs can be reasonably estimated. In some cases, amounts of such future costs are currently indeterminable. As the scope of the obligations becomes better defined, there may be changes in the estimates of future costs, which could result in charges against the company's future results of operations. Based on developments to date, its estimate of the outcome of these matters and its experience in contesting, litigating and settling other matters, management does not expect the resolution of such matters to have a material adverse effect on the company's financial position or liquidity, although the resolution of any one or more of such matters in any year or quarter could have a material effect on the company's results of operations for such period.

                                 (Unaudited)

   The company is subject to loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and possible future obligations to investigate the effects of the release or disposal of certain petroleum, chemical and mineral substances at various sites, to remediate or restore these sites, to compensate others for damage to property and natural resources, for remediation and restoration costs and for personal injuries, and to pay civil and criminal penalties and, in some cases, punitive damages. These obligations relate to sites owned by the company or others and associated with present and past operations, including 96 sites at which the company has been identified as a "potentially responsible party
   (PRP)" under the federal Superfund laws and comparable state laws. Reserves have been accrued when it is probable that future costs will be incurred and such costs can be reasonably estimated. However, in many cases, investigations are not yet at a stage where the company is able to determine liability or, if liability is probable, to quantify the liability or determine a range of possible exposure. The potentially large number of claimants for any given site or exposure, the unknown magnitude of possible contamination, the imprecise and conflicting engineering evaluations and estimates of proper cleanup methods and costs, the unknown time and extent of the corrective actions that may be required, the uncertainty attendant to the possible award of punitive damages, the recent judicial recognition of new causes of action, the present state of the law, which often imposes joint and several liability on PRPs and the fact that the company is usually just one of a number of companies identified as PRPs all contribute to the difficulty of making reasonable estimates of the company's liability or possible additional liability for many of these environmental matters.

   At September 30, 1994, reserves for environmental remediation obligations relating to prior asset sales, for Superfund sites and other sites, totaled $124 million, compared with $95 million at December 31, 1993. The company will continue to evaluate the adequacy of the reserves. The company has also accrued for future costs to abandon and remove wells and production facilities. The total cost to abandon and remove wells and production facilities is estimated to be from $840 million to $990 million. The minimum of the range is accrued over the useful life of the related assets. Such accrual amounted to $483 million at September 30, 1994. The above accruals are included in Accrued abandonment, restoration and environmental costs on the consolidated balance sheet.

   The  company  has  received  Notices of  Proposed  Adjustments  from  the
   Internal Revenue Service (IRS) related to a 1985 takeover attempt and efforts undertaken to defeat it. These proposed adjustments, if sustained, would increase the company's 1985 taxable income by up to $607 million, of which $201 million would result in decreases in taxable income in subsequent years. The company believes it has substantial legal defenses to the proposed adjustments. Upon receipt of a Notice of Proposed Deficiency for 1985 (expected before the end of 1994), the company will protest the proposed adjustments to the Appeals section of the IRS. In the opinion of management, a successful outcome in these disputes is reasonably likely. Although considered unlikely, substantial adverse decisions could have a material effect on the company's financial condition or operating results in a given year or quarter when such matters are resolved.

(5) In the 1993 Consolidated Cash Flow Statement, under working capital changes, "other" included an adjustment of ($125) million related to the settlement of crude oil forward sales contracts, for which income was recognized in 1993 when the oil was produced, but cash was received in
   1992.   It  also  included  approximately ($100)  million  of  settlement payments for Alaska tax assessments and a geothermal sales contract dispute.

(6) Between March 24 and April 27, 1994, the company issued $179 million in Medium Term Notes with interest rates ranging from 6.33% to 7.24% and
   maturity  dates ranging from February 1997 to March 2001.   The  proceeds
   were used to refinance maturing and callable debt.

(7)  Certain   items  in  the  prior  year  financial  statements  have   been
   reclassified  to  conform to the 1994 classification.   Among  them,  the
   accumulated provision for future abandonment and restoration costs has been reclassified on the consolidated balance sheet from the property account to Accrued abandonment, restoration and environmental costs.


OPERATING HIGHLIGHTS                                                    UNION OIL COMPANY OF CALIFORNIA

                                                           For the Three Months     For the Nine Months
                                                           Ended September 30       Ended September 30
                                                           ---------------------------------------------
                                                             1994         1993        1994        1993
- --------------------------------------------------------------------------------------------------------
NET DAILY PRODUCTION (a)
Crude oil and condensate (thousand barrels):
United States                                               135.8        143.9       139.1       148.3
                                                            -----        -----       -----       -----
Foreign:
         Far East                                            92.2         65.2        85.3        67.5
         Other                                               33.8         29.7        36.4        30.0
                                                            -----        -----       -----       -----
            Total foreign                                   126.0         94.9       121.7        97.5
                                                            -----        -----       -----       -----
- --------------------------------------------------------------------------------------------------------
Worldwide                                                   261.8        238.8       260.8       245.8
                                                           ======       ======       =====       =====

Natural gas (million cubic feet):
United States                                               1,115          956       1,117         936
                                                            -----         ----       -----        ----
Foreign:
Far East                                                      653          551         605         612
         Other                                                 35           38          55          48
                                                              ---          ---         ---         ---
            Total foreign                                     688          589         660         660
                                                              ---          ---         ---         ---
- --------------------------------------------------------------------------------------------------------
Worldwide                                                   1,803        1,545       1,777       1,596
                                                            =====        =====       =====       =====

Natural gas liquids (thousand barrels)                       23.0         19.2        21.4        19.4

Geothermal (million kilowatt-hours)                          21.6         19.6        20.6        20.4

Input to crude oil processing units (thousand barrels
 daily) (b)                                                   273          293         291         288

Sales of petroleum products (thousand barrels daily) (b)      319          327         311         346



- --------------------------------------------------------------------------------------------------------
AVERAGE SALES PRICES
Crude oil and condensate (per barrel):
United States                                              $14.48       $13.28      $12.83      $14.39
Foreign:
         Far East                                          $15.61       $14.96      $14.46      $16.08
         Other                                             $15.73       $14.43      $14.05      $15.46
            Total foreign                                  $15.66       $14.74      $14.30      $15.83
- --------------------------------------------------------------------------------------------------------
Worldwide                                                  $14.95       $13.76      $13.41      $14.86

Natural gas (per thousand cubic feet):
United States                                              $ 1.64       $ 1.96      $ 1.85      $ 1.95
Foreign:
         Far East                                          $ 1.97       $ 2.16      $ 1.99      $ 2.12
         Other                                             $ 1.65       $ 2.11      $ 1.77      $ 1.63
            Total foreign                                  $ 1.96       $ 2.16      $ 1.97      $ 2.07
- --------------------------------------------------------------------------------------------------------
Worldwide                                                  $ 1.76       $ 2.04      $ 1.89      $ 1.99


(a) Includes net profits type agreements on a gross basis.
(b) Includes 50% of the volumes of The UNO-VEN Company.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Union Oil's net earnings for the third quarter of 1994 were $61 million, compared with $71 million in the third quarter of 1993. For the first nine months of 1994, net earnings were $165 million. This compares with nine-month 1993 earnings of $169 million. The comparability of the company's reported earnings for these periods is affected by the following special items:


                                                                For the Three Months    For the Nine Months
                                                                Ended September 30      Ended September 30
                                                                -------------------------------------------
  Millions of dollars                                           1994        1993         1994          1993
  -----------------------------------------------------------------------------------------------------------
  Special items:
   Cumulative effect of accounting changes:
      For postretirement benefits (SFAS 106)                     $ -       $  -          $  -         $(121)
      For postemployment benefits (SFAS 112)                       -          -             -            (9)
   Write-down of investment and provision for abandonment
     and remediation of the Guadalupe oil field                   (4)         -           (31)            -
   Litigation                                                      -        (15)          (17)          (24)
   Mesa settlement                                                 -          -            24             -
   Asset sales                                                    10          9            12            66
   Effect of federal tax rate change on deferred taxes             -        (14)            -           (14)
   Other                                                          (5)        (1)          (10)           (6)
   ----------------------------------------------------------------------------------------------------------
     Total                                                       $ 1       $(21)         $(22)        $(108)
   ----------------------------------------------------------------------------------------------------------


Excluding the special items, third quarter 1994 net earnings were $60 million, compared with $92 million in the third quarter of 1993. The 1994 year-to-date earnings, excluding special items, were $187 million compared with $278 million a year ago. The company experienced lower natural gas prices and reduced margins from petroleum refining and marketing operations in the third quarter which also adversely impacted the nine months results.

The 1994 year-to-date consolidated revenues were $5.98 billion, down from $6.38 billion in the same period a year ago. Total costs and other deductions for the nine months were $5.66 billion in 1994, compared to $5.83 billion for 1993. The decrease in both sales revenues and purchase costs reflects the sale of several businesses during 1993 and the continued phase-out of Southeastern retail gasoline marketing operations. Lower average sales prices for refined products also contributed to decreased sales revenues. The increase in depreciation and depletion expense was attributable to higher worldwide oil and gas production.

PETROLEUM  EXPLORATION AND PRODUCTION.   Net earnings for the third  quarter
1994 totaled $111 million, compared with $106 million in 1993. For the nine-month period, net earnings were $261 million in 1994, compared with $361
million  in  1993.   Both the 1994 quarter and nine-month  periods  included
special items related to gains on asset sales and charges for the Guadalupe oil field, while the 1993 periods included gains on asset sales and a $4 million charge due to the effect of a federal tax rate change on deferred
taxes.   Excluding these special items, petroleum exploration and production third quarter earnings were $105 million and $101 million in 1994 and 1993, respectively, and the nine-month 1994 earnings were $284 million, compared with $343 million during the same period a year ago.

The third quarter 1994 results reflect higher worldwide natural gas production and improved crude oil prices. These increases were partially offset by lower worldwide natural gas prices and higher foreign exploration expense. Worldwide natural gas production in the third quarter was about 17 percent above the level of a year ago. The worldwide average sales price for crude oil in the third quarter of 1994 was $14.95 per barrel, up from $13.76 per barrel a year ago, while the worldwide natural gas average sales price was $1.76 per thousand cubic feet (mcf), down from $2.04 per mcf last year.

For the nine-month period, decreased earnings were due mainly to lower worldwide crude oil and natural gas sales prices. Increases in natural gas and crude oil production partially offset these reductions. The worldwide average sales price for crude oil was $13.41 for the nine-month period compared with $14.86 a year ago. The worldwide average natural gas price was $1.89, down from $1.99 for the same period last year. Domestic natural gas production was up 19 percent from a year ago due to the accelerated development program initiated in 1993. Foreign gas production was the same as last year.

The results for the third quarter and nine months also reflected the earnings benefit of an increase in the company's worldwide crude oil production. Although domestic crude oil production declined, mainly due to the asset divestment program, the decrease was more than offset by increased foreign production from Indonesia and the Netherlands.

In July 1994, the company completed the sale of its Point Pedernales Unit (the Union Oil-operated Platform Irene, offshore California) and adjacent onshore fields and facilities. Under the sales agreement, which had an effective date of January 1, 1993, Union Oil sold the properties for $43 million. Included in that total was an initial cash payment of $25 million (before adjusting for 1993 net cash flows) plus an additional $18 million contingent upon the price per barrel received for the properties' future production. Union Oil took an after-tax charge in the third quarter of $10 million arising from the asset sale.

REFINING, MARKETING AND TRANSPORTATION. Union Oil's refining, marketing and transportation segment recorded net earnings of $18 million in the third quarter of 1994, compared with $49 million a year ago. Net earnings for the first nine months were $97 million, compared with $143 million in 1993. Excluding the special items, the operating earnings were $21 million and $56 million in the third quarter of 1994 and 1993, respectively, and the nine months earnings were $99 million in 1994, compared with $136 million in 1993. Special items for the third quarter and nine months of 1993 included a $7 million charge due to the effect of the federal tax rate change on deferred taxes. The 1993 nine months also included gains from asset sales.

The decline for both the third quarter and nine months results reflected depressed margins on refined products, primarily due to lower average sales prices. While the nine months earnings benefited from lower crude oil costs, such costs were higher in the third quarter which put additional pressure on margins. Petroleum product sales volumes were 311,000 barrels per day in 1994, down from 346,000 barrels per day in 1993. The decline was mainly due to the sale of the auto/truckstop system in 1993 and the continued phase-out of Southeastern retail gasoline marketing. However, the company's West Coast petroleum product sales volumes in the first nine months of 1994 rose 9 percent from a year ago.

The company's equity in earnings from The UNO-VEN Company, a refining and marketing partnership in the Midwest, was lower in the third quarter due to a scheduled maintenance shut-down at its Chicago Refinery. The refinery returned to full production in early September.

CHEMICALS. Chemicals recorded net earnings of $12 million for the third quarter and $34 million for the first nine months of 1994. This compares with $5 million and $33 million for the same periods in 1993, respectively. The quarter and nine months results benefited from improved margins on export sales of urea and ammonia products. However, the nine months 1994 results also reflected lower earnings from the sale of petroleum coke.

GEOTHERMAL. Net earnings for the third quarter of 1994 were $11 million, up from $3 million in 1993. Nine months net earnings were $25 million in 1994, compared with $41 million in 1993. The nine months 1993 earnings included a $26 million after-tax gain in the first quarter from the sale of the geothermal Imperial Valley (California) assets and other exploration properties. Both the third quarter and nine months 1994 results benefited from the beginning of commercial operations in Indonesia and lower domestic expense.

During the quarter two 55-megawatt power plants began commercial operation at Union Oil's first geothermal energy development in Indonesia. The first 55-megawatt power plant began commercial operation in late July and the second in September. The company, under a joint operation contract from Pertamina, the state oil company, supplies geothermal energy to fuel the power plants at the Gunung Salak geothermal field on the island of Java, south of Jakarta. The power plants are operated by PLN, Indonesia's state utility.

CORPORATE AND OTHER. Third quarter 1994 corporate expenses and the results of other businesses were $91 million, compared with $92 million for the same period in 1993. For the nine-month period, expenses were $252 million in 1994 and $278 million in 1993. Adjusted for special items, net expense for corporate and other for the third quarter was $88 million in 1994, versus $75 million for the same period a year ago. Nine months expenses were $254 million and $252 million for 1994 and 1993, respectively. Third quarter 1993 results included favorable adjustments for California state income tax provisions.

The 1994 nine-month results included a $24 million benefit from the settlement of a lawsuit against Mesa Petroleum, related to the takeover attempt in 1985. Additional special items included in the results for each reporting period were unusual litigation and environmental expenses.

FINANCIAL CONDITION AND CAPITAL EXPENDITURES

For the nine months of 1994, cash flows from operating activities, including working capital changes, were $874 million, up from $673 million in 1993. Last year's cash flow reflected an adjustment for the 1992 crude oil forward sales as well as settlement payments for Alaska tax assessments and other litigation. See Note 5 to the consolidated financial statements.

Proceeds from asset sales were $136 million for the first nine months of 1994, compared to $579 million in the same period a year ago. The 1994 proceeds were mainly from the sale of various oil and gas properties, while 1993 included $222 million from the sale of the company's Imperial Valley (California) geothermal assets and other geothermal exploration properties, $176 million from the sale of the national auto/truckstop network and the balance from the sale of miscellaneous nonstrategic assets, including oil and gas properties.

Capital expenditures for the nine months 1994 totaled $839 million, compared with $813 million a year ago. The increase primarily reflected refinery construction to prepare for manufacturing reformulated gasoline.

Working capital at September 30, 1994 was $520 million, an increase of $163 million from the 1993 year-end level of $357 million. This was primarily due to lower accounts payable. The company's total debt was $3,500 million, a decrease of $22 million from the year-end 1993 level. The planned reduction in total debt for the year is approximately $50 million.

In August 1994, the company and Unocal filed a new shelf registration statement with the Securities and Exchange Commission to register for offering and sale, from time to time, up to $1 billion of debt securities of the company, to be guaranteed as to payment by Unocal, equity securities of Unocal and warrants to purchase such securities.

CURRENT ENVIRONMENTAL MATTERS

The company continues to concentrate on the beach cleanup at the Guadalupe oil field (central coast of California) of a diesel-like additive formerly used to produce the heavy crude oil. It became apparent that the cleanup standard imposed by the California Regional Water Quality Control Board in September 1994 would require the excavation, transportation, stockpiling, thermal treatment and replacement of approximately three times the amount of sand previously anticipated. As a consequence, the company accrued an additional pre-tax $7 million ($4 million after tax) in the third quarter of 1994. At the end of the third quarter, the company had net total pre-tax accruals for remediation and abandonment costs of approximately $21 million. In addition to the amounts accrued to date, it is possible that the company will incur additional costs. At the present time, however, the reasonably possible range of additional costs is indeterminable.

See the Legal Proceedings section in Part II of this report for legal actions regarding Guadalupe and other environmental matters. See also Note 4 to the consolidated financial statements.

OUTLOOK

Worldwide crude oil prices improved during the third quarter and are expected to remain stable for the remainder of the year. Natural gas prices declined in the third quarter due to mild weather and reduced gas storage injections. Any future improvement in market prices will depend on the upcoming winter temperatures, among other things.

The annual adjustment to the natural gas contract prices in Thailand will cause the average price to be lower by approximately 10 percent because of the general energy factors used in the calculation. The adjusted prices became effective October 1, 1994.

The company's worldwide production of natural gas is expected to average about 1,750 million cubic feet per day during the full-year 1994, up nearly 11 percent from the 1993 level. However, current low natural gas prices have recently caused some operators of domestic fields in which Union Oil has interests to curtail natural gas production. This may cause a short-term decline in the company's overall production.

The company's worldwide crude oil and condensate production is expected to average 258,000 barrels per day for the full-year 1994, up nearly 5 percent from 1993, reflecting higher foreign production which more than offset a decline in domestic production. Further decline in domestic production is expected in the future. This reflects the company's capital spending focus on natural gas projects worldwide and the possible sales of various U.S. producing properties.

The company has nearly reached its asset sales target of $700 million in after-tax proceeds. Through the first nine months of 1994, the company has realized proceeds of $683 million (after tax) from asset sales under the program announced in April 1992. Additional asset sales are planned in the fourth quarter.

The company has signed a letter of intent to sell its process technology and licensing business. The sale would include approximately 200 U.S. patents and about 300 licenses with third parties who use various process technologies developed by Union Oil.

Union Oil continues to evaluate the sale of the company's crude oil and natural gas assets in California. The company expects to receive bids from prospective buyers by mid 1995.

Union Oil's subsidiary, Philippines Geothermal, Inc., is currently negotiating to extend the service contract with the National Power Corporation, the state-owned utility. The current contract has an initial primary term of 25 years which will expire in September 1996.

On November 2, 1994, the company announced that it expects to reduce its 1,540 person corporate staff by about 630 positions over the next two years. When the reductions are complete, the company expects to realize pre-tax savings of approximately $50 million per year. The company expects to take a one-time pretax charge of approximately $25 million in the fourth quarter of 1994 for costs associated with the staff reductions that will occur over the next 12 months. This charge represents essentially all of the costs associated with the company's corporate staff reductions.

                         PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          1. On November 23, 1993, the California EPA, Department of Toxic Substances Control, filed a civil action against the company's Molycorp subsidiary for its plant at Mountain Pass, California, for alleged continuing hazardous waste permitting and management violations. The complaint seeks unspecified civil penalties. Any settlement with the state could involve penalties in excess of $100,000.

          2. On September 13, 1994, the U.S. Minerals Management Service ("MMS") issued an administrative compliance order assessing the company approximately $21 million in royalty fees and interest associated with FERC Order No. 94. The company is presently in informal negotiations with the MMS for a settlement of outstanding issues which could include this MMS assessment.

          3. Although Union Oil has not yet received an administrative or civil complaint, initial meetings with EPA Region 10 suggest that an enforcement action will be forthcoming regarding alleged NPDES permit violations at platforms operated by Union Oil in the Cook Inlet, Alaska. Any fine or penalty involved may be in excess of $100,000. Union Oil has received from several environmental groups statutory notices of intent to file citizens' action with respect to these alleged violations.

          4. On August 18, 1994, Molycorp's Mountain Pass facility and two of its current employees received a misdemeanor criminal complaint from the District Attorney, County of San Bernardino, involving seven alleged releases into the environment. The complaint contains nine counts alleging the failure to timely report releases, the unlawful deposit of hazardous materials into the environment, and violation of the Regional Water Quality Control Board Waste Discharge Order. (People of the State of California
                                         -----------------------------------
          v. Molycorp, Inc., et al., Case No. MSB 10746).
          --------------------------


          5.  On September 22, 1994, a complaint captioned Calli Santos,  et
                                                           -----------------
          al. v. Unocal Corporation, et al. was filed in California Superior
          ---------------------------------
          Court for Contra Costa County alleging damages on behalf of a purported class of individuals who were allegedly exposed to chemicals, including the chemical known as "Catacarb", released from Union Oil's San Francisco Refinery in Rodeo, California, between August 22 and September 6, 1994. Union Oil has determined that an airborne chemical release did occur. The complaint asserts more than $1 billion in actual and compensatory damages and seeks punitive damages, as well as other relief. The complaint has not yet been served.

          6. On September 9, 1994, the Regional Water Quality Control Board issued a Cleanup or Abatement Order relating to past underground petroleum pipeline leaks along Front Street and vicinity in the town of Avila Beach, California. The company initiated an administrative appeal proceeding and a related civil suit for declaratory and injunctive relief and writ of mandate on October 7, 1994, with respect to the soil and shallow ground water standard to be applied to the remediation. The company has been working with local agencies for several years regarding the hydrocarbon presence in this location, and with property owners. An environmental and health risk assessment is currently being conducted. A vapor extraction system and monitoring and reporting programs have been in place for several years. Various related civil suits have been filed or threatened.

          7. Four California truckstop operators filed a complaint captioned Forty-Niner Truck Plaza Inc., et al. v. Unocal Corporation, et al.
          ------------------------------------------------------------------
          on January 28, 1993 in California Superior Court for Sacramento County. It alleged primarily that Union Oil and Unocal had violated a franchise statute, California Business and Professions Code ss20999.25(a), by failing to offer each of the operators a right of first refusal of a bona fide offer by National Auto Truckstops, Inc. for Union Oil's interest in the truckstops, during the course of the sale of Union Oil's nationwide network of truckstops to National in April, 1993. The operators also asserted various tort claims against Union Oil, Unocal and National, seeking compensatory and punitive damages. Under the terms of the sale, National is indemnified for certain such third-party compensatory damages. The discovery process is concluding and a trial is scheduled.

          8. The Bay Drums, Florida, superfund site, the PAB superfund site at Abbeville, Louisiana, and Avila Beach, California, should be added to the list of sites reported as item 1 in the Legal Proceedings section of the 1993 Form 10-K. The San Diego Terminal in California should be deleted.

          9.  In the Exxon Valdez litigation of private damage claims
                     ------------
          against Alyeska and its owner companies (reported as item No. 2 in the Legal Proceedings section of the 1993 Form 10-K), Exxon's appeals seeking to enjoin the settlement were dismissed.

          10.   The approximate $80 million judgment in Angelina Hardwood
                                                        -----------------
          Lumber Company v. Prairie Producing Co., awarded in the District
          ---------------------------------------
          Court of Angelina County, Texas, (reported as item No. 3 in the Legal Proceedings section of the 1993 Form 10-K) was reversed by the Court of Appeals, Ninth District of Texas at Beaumont (No. 09-93-184 CV), on August 25, 1994. Under the appellate court's decision, Angelina is not entitled to any recovery against the company. Angelina has filed a petition for discretionary appeal to the Texas Supreme Court.

          11. With respect to the Guadalupe oil field hydrocarbon contamination and remediation (reported as item No. 4 in the Legal Proceedings section of the 1993 Form 10-K), related civil litigation has been filed or threatened by various organizations and individuals, each seeking damages and various other forms of relief similar to those sought by the Attorney General. The company continues to concentrate on the beach cleanup at the field. It became apparent that the cleanup standard imposed by the California Regional Water Quality Control Board in September 1994 would require the excavation, transportation, stockpiling, thermal treatment and replacement of approximately three times the amount of sand previously anticipated.

          See also Note 4 to the consolidated financial statements in Part 1 hereof, which Note 4 is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

         12 Statement re computation of ratio of earnings to fixed charges.

         27 Financial data schedule (provided with the Securities and Exchange Commission "EDGAR" filing only).

        (b) Reports on Form 8-K

            During the third quarter of 1994:

          1. Current Report on Form 8-K dated August 25, 1994 and filed September 1, 1994, for the purpose of reporting, under Item 5, the reversal of the Angelina Hardwood judgment.
                                -----------------

          2. Current Report on Form 8-K dated and filed September 30, 1994, for the purpose of reporting, under Item 5, and filing, under Item 7, the Calli Santos lawsuit involving the San
                                  -------------
            Francisco refinery.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 UNION OIL COMPANY OF CALIFORNIA
                                 -------------------------------
                                           (Registrant)






Dated: November 14, 1994         By:  CHARLES S. MCDOWELL
- ------------------------             -------------------------------
                                      Charles S. McDowell,
                                      Vice President and Comptroller